Form 10KSB
period 2003-12-31
Mineral Energy & Technology CORP
filed 2004-12-07
CIK 102304

FORM 10-KSB

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             450 Fifth Street, N.W.
                             Washington D. C. 20549
________________________________________________________________________________

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003 OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        Commission file number: 000-04940

                                ----------------

                    Mineral Energy and Technology Corporation
                                    formerly
                            Uranium King Corporation
               --------------------------------------------------
              (Exact name of small business issuer in its charter)

         New Mexico                                     87-0275878
------------------------------               ----------------------------------
State or other jurisdiction of               I.R.S. Employer Identification No.
incorporation or organization

                106 Van Camp Blvd, Los Lunas, NM        87031
              ----------------------------------------- ----------
               (Address of principal executive offices) (Zip Code)

                     Issuer's telephone number: 505-565-0202

      Securities Registered Under Section 12(b) of the Exchange Act:

                                      None
                                      ----

         Securities Registered Under Section 12(g) of the Exchange Act:

                          Common Stock, $0.01 par value
                          -----------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                 Yes [ ]  No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for most recent fiscal year:  Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates 2,984,458 shares based on the par value as of November 30, 2004 being $0.01 per share: $29,845.58.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,813,177 shares of Common Stock as of November 30, 2004.

Documents Incorporated by Reference: None

                   NOTE REGARDING FORWARD LOOKING STATEMENTS

Except for statements of historical fact, certain information contained herein constitutes "forward-looking statements," including without limitation statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, as well as all projections of future results. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, but are not limited to the following: the Company's lack of an operating history, the Company's minimal level of revenues and unpredictability of future revenues; the Company's future capital requirements to develop additional property within the defined claim; the risks associated with rapidly changing technology; the risks associated with governmental regulations and legal uncertainties; and the other risks and uncertainties described under "Description of Business - Risk Factors" in this Form 10-KSB. Certain of the Forward-looking statements contained in this annual report are identified with cross-references to this section and/or to specific risks identified under "Description of Business - Risk Factors".


                                     PART 1

ITEM 1.  DESCRIPTION OF BUSINESS.

History

Mineral Energy and Technology Corporation was incorporated as Uranium King Corporation in the State of New Mexico in 1969. It became a publicly traded company in 1969 and the shares were actively traded through 1979. The stock has not traded publicly since the 1980's. On August 6, 1999, the Board of Directors declared a five to one (5 to 1) reverse split of the outstanding shares of common stock. In February 2004, the Articles of Incorporation were amended to change the name of the corporation to Mineral Energy and Technology Corporation.

In 1987 Uranium King Corporation was placed on the inactive status with the Corporation Commission of New Mexico. In 1997 the corporation was reinstated to active status. During the period from 1980 to 1989 the uranium properties which had been sold, leased or optioned to other companies were returned to the Company pursuant to the terms of the original sale or lease. In 1980 Gulf Mineral Resources returned the Apex Mine in Nevada which contains deposits of over 1 million pounds U3O8. In 1987, Kerr McGee Corporation returned the Rio Puerco uranium mine which contains deposits of over 5 million pounds U3O8.

One of the uranium properties returned by Kerr McGee in the Rio Puerco area of New Mexico has proven to contain humates which are valuable as fertilizer, fuel, drilling mud additives, etc. This property has been maintained by the Company for almost 30 years.

The uranium ores of the Apex Mine in Nevada were shown by Uranerz, a German uranium company, to contain silver and gold. The claims containing proven uranium in these properties have been maintained since 1968. In 1996 the claims adjacent to the Apex mine were filed on by an individual, Georganne Bixler, who has since become secretary of the Company. In addition to acquiring claims that used to belong to the company, Ms. Bixler also acquired the Lowboy Mine property. A one third interest in these properties was traded by Ms. Bixler to a third party to raise money for a 1999 geophysical study of the Apex and Lowboy mine areas. The study indicated positive extensions to the known mineralization on the properties. These properties have since been acquired, by the Company, for 2.2 million shares of pre 1969 stock subject to a retained royalty of 5% Net Smelter returns payable to Bixler, et al.

In 1978 Mr. Meyers was the general partner in a limited partnership that drilled for uranium in the Churchrock area of New Mexico. The limited partnership expired in 1988. Mr. Meyers has maintained the property since 1988. In March 2004, Mr. Meyers conveyed the 19 unpatented lode mining claims located in McKinley County, New Mexico to the Company for 300,000 shares. Mr. Meyers retained a 5% royalty on the property. Also in March 2004, Mr. Meyers conveyed 6 unpatented mining claims known as the Lowboy Southeast property located in Lander County, Nevada to the Company for 50,000 shares. Mr. Meyers retained a 5% royalty on the property.

In order to repay the contributions for monies used in retiring debt and maintaining UKC-NM properties through the years, 1 share of post 1969 common stock for each dollar advanced to the Company from 1981 through 2002 was issued to Mr. Meyers and others in 2003. The amount of money advanced, at 5% interest; including the resolution of the $1.4 million in corporate debt to Mr. Meyers and other contributors was $2,955,677. This debt was paid by the issuance of 2,452,130 to Mr. Meyers and 503,547 shares of common stock to others on January 3, 2003.

Operations

At the present time, the Company has no operations other than the administration and maintenance of title to its mineral properties.

Principal Markets

Any ore produced by the Company in the future will be sold on world markets at prices set by market forces. These prices are not within the control of the Company.


Government Regulation

Compliance with environmental laws increases the cost of mining and milling permits by imposing reclamation bonds on all permitted activities. At present, the reclamation bonds, set by the U.S. Bureau of Land Management, of the company are $8000 on the Rio Puerco Uranium Mine and $4000 on the Rio Puerco Humate Mine. At present the Company is subject to regulation by the States of New Mexico and Nevada with respect to the ownership of inactive mine sites. Any further development and production on the properties will require compliance with state and federal law regarding protection of the environment, mine reclamation and mine safety. The Company has not estimated the costs of such compliance.


Company's Office

The Company's administrative headquarters are located at 106 Van Camp Blvd, Los Lunas, New Mexico, 87031 and its telephone number is 505-565-0202.

ITEM 2 - Description of Property

The Rio Puerco Uranium Mine

Location and Access

The surface plant is located in Section 18, T12N, R3W, NMPM, Sandoval County, New Mexico. Access is by US I-40 west from Albuquerque, New Mexico, 20 miles to the Rio Puerco Bridge. At the bridge turn right and follow the county road northwesterly 14 miles across the Canoncito Navajo Reservation to the Hererra Ranch. Keep following the road north westerly 10 more miles making only left turns at crossroads. Just east of the iron gate entering the Cebolleta Grant turn north 2 miles and follow the power line to the mine site replete with buildings, tanks, ponds, etc. These are the only buildings in the area and are perched on a mesa. They are visible from the Cebolleta Grant gate which is the only iron gate on the road. It is 1/2 mile west of the turnoff to the Rio Puerco Uranium Mine site.

Title and Conditions

Title to the Rio Puerco Uranium Mine property is held by 59 unpatented lode mining claims. 32 claims are located in Sec 18, T12N, R3W, 18 claims are located in Sec.'s 7,8, 17 and 20, T12N, R3W and 9 claims are located in Sec 24, T12N, R4W, all in N. M. P. M., Sandoval County, New Mexico. These claims are subject to a 5% yellowcake royalty payable to the Addis/Meyers Trust subject to a 5% ore royalty owed to the Enstar Corporation on Sec 18, 7, 8, 17 and 20 and 5% ore royalty to American Uranium on Sec 24. An ore royalty is paid on half the value of the uranium oxide, Yellowcake, produced whereas a Yellowcake royalty is paid on the full value of the Yellowcake produced.

The claims are owned outright by the Company and are currently maintained by paying an annual fee on or before September 1 of each year of $125 per claim to the U.S. Bureau of Land Management. The Company files a Notice of Intent to Hold with the county and USBLM each year. The Rio Puerco claims cover approximately 1,180 acres.



History

The claims were located by American Uranium Corporation in 1967 and sold to the Company that same year. We did drilling on the property and discovered uranium in 1968. In 1969 we entered a joint venture agreement with Kerr McGee Corporation of Oklahoma City, Oklahoma. In 1970 we sold our remaining rights to Kerr McGee, subject to a 6% Yellowcake royalty, who in the ensuing decade developed the property and produced 10,000 tons of ore from an underground operation that included an 850 foot deep mine shaft. Due to low uranium prices Kerr McGee put the mine on hold and in 1987 returned the property to us along with all of the maps, logs, records, etc. We have since maintained the property by meeting the requirements necessary for maintenance of mining claims. We have also maintained the U.S. EPA NPDES water discharge permits for the mine. Section 18 carries 850 acre feet of water rights and Sec 24 carries 800 acre feet of water rights. On November 30, 2004, the Company filed 26 unpatented lode mining claims located in Sec.'s 7, 8, 17 and 20, T12N, R3W, N. M. P. M., Sandoval County, New Mexico which contain 520 acres. New filings cost $165 per claim paid to the USBLM and $9 per claim paid to Sandoval County.


Present Condition

The surface plant of the property has been vandalized through the years. It consists of a 70' x 300' mine service and office building, a 30' x 40' Quonset shed repair shop, a 30' x 40' generator building containing a 1000 Kw generator, two 400 Kw mine hoist motors and switches, two 40' x 8' powder magazines, small water treatment buildings, 3 phase 4 Mw power lines, a 5000 gallon propane tank, earth settling ponds, etc. The underground mine has a 20' x 850' deep mine shaft and two 36" x 850' deep air shafts. The underground workings consist of about 2000 feet of tunnels, rails, switch points, etc. The mine has been flooded since 1982 and has a cased 36" well to 850' for dewatering purposes. At such time as we resume use of the property we will have to budget at least $50,000 for property repair and rehabilitation.


Mineralization

In 1976 we hired W. Dean McDougald, Geological Services of Moab, Utah to quantify the uranium deposits on the property. Using data supplied by Kerr McGee they calculated 1,719,787 tons at 2.19 pounds U3O8 per ton for 3,765,838 pounds available from Sec 18 and 201,684 tons at 4.07 pounds per ton for 821,962 pounds U3O8 available from Sec 24. Sec's 17 and 20 adjacent to Sec 18 also have a calculated 101,093 pounds U3O8. We have not maintained these mining claims. We have records to show that other sections adjacent to our properties have drilled out deposits that could be considered tributary to our shaft if and when the price of uranium warrants the production of these deposits. None of these deposits are economically producible at this time. The current price of U3O8 at November 30, 2004 is $20.50 per pound. It will require at least $30 per pound, or a subsidy from the purchaser, to make these deposits commercial by underground mining methods.

To the best of our knowledge and information Kerr McGee spent $17,500,000 on the Rio Puerco uranium mine property during the decade of the 1970's. We have logs and maps of more than 2,320 drill holes at 784' average depth per hole for 1,829,762 feet of logged drill holes at $7 per foot or $13,000,000 in drilling alone. Some $4 million (1970 costs) was spent in placing the 850' deep mine into production with attendant costs of overhead, etc. The well, the mine shaft and air vents are all cased and in good condition. The U.S. BLM has set the reclamation bond on the Rio Puerco uranium surface plant at $8000. We do not have to remove the buildings. We only have to fill the mine and air shafts to reclaim the property.

There is an NMPM power line of 4 Mw capacity servicing the property at this time; however electrical service has been discontinued since 1984.

The Rio Puerco Uranium Mine deposits are in the Grants Mineral Belt of New Mexico. The principal uranium producing formations of this belt are the Westwater Canyon Sandstone (Ambrosia Lake, Churchrock, etc.) and the Jackpile Sandstone (Jackpile Mine) of the Jurassic Morrison Formation. The Westwater trend is northwest - southeast and the Jackpile trend is northeast - southwest. These two trends cross in the Rio Puerco Uranium Mine area with previously mineable thicknesses and grades of U3O8 being found in both horizons. The Westwater is the most significant and deeper of the two. The two uranium bearing sands are separated by about 200 feet of the Brushy Basin shale. Depths, from surface, through the Jackpile in the area are 300 to 400 feet and through the Westwater 500 to 800 feet. The Morrison Formation in the mine area is overlain by the water bearing Cretaceous Dakota Sandstone which lies under the Mancos Shale of Cretaceous Age. Both the Dakota and the Morrison formations are water bearing. Research in our mine area is needed to prove the viability of producing the uranium reserves by in situ leaching methods currently being used in other uranium areas of the U.S.


Rio Puerco Humate Property, Bernalillo County, New Mexico

Location and Access

The Rio Puerco Humate Property is located in Sec 9, T11N, R2W, NMPM, Bernalillo County, New Mexico. Access is by US I-40 west from Albuquerque, New Mexico 20 miles to the Rio Puerco Bridge. From the bridge go right and travel north westerly on the county road across the Canoncito Navajo Reservation a distance of 14 miles to the cattle guard just before the Herrera Ranch. At the cattle guard, on Sec 7, turn right through the gate and follow the dirt road along the fence two miles east to Sec 9. In the center of Sec 9 take the road off the plain to the badlands below.

Most humates mined in New Mexico are ground to circa 150 microns and sold as soil amendments for its humic content or drilling mud additives. Our research shows that fine grinding, circa 37 microns will release metallic values from the Leonardite without disturbing the humic acid content.

The claims are owned outright by the Company and are currently maintained by paying an annual fee on or before September 1 of each year of $125 per claim to the U.S. Bureau of Land Management. The Company files a Notice of Intent to Hold with the county each year.


Title and Conditions

The Rio Puerco Humate area is held by 18 unpatented lode mining claims in Sec 9, T11N, R2W. These claims are held subject to a 5% royalty payable to Karl F. Meyers, et al. A mining permit on the property has been applied for covering one of the more abundant surface outcrops of coal. A mining reclamation bond for the proposed small mine, less than 10 acres, surface pit has been set by the U.S. BLM at $4000.

History

There has been no significant amount of mining expenditures spent on the property. Kerr McGee Corporation drilled one hole to a depth of 2500' on the property in the 1970's but returned the property to us as being uneconomic for uranium production. Some uranium was encountered in the Westwater Canyon Sandstone of the Morrison Formation in the Kerr McGee drill hole.

Present Condition

The property is serviced by unimproved dirt roads. When mining begins the road will need to be improved with a bulldozer to fill in the ruts and smooth out the humps and dump trucks to spread gravel to curtail the dust. No surface plant at the mine site is contemplated. The mining will be done by diesel powered excavating equipment and the material hauled off with dump trucks.

Mineralization

Massive surface outcrops of coal are found on the property. Thousands of tons of coal are evident in the outcrops found on the property. Although coal is evident in the outcrop only geophysical methods have been used to quantify the deposits. 20% of the property has been found, by geophysical methods, to contain 1.2 million tons of oxidized Lignite or Leonardite. There has been no effort expended to quantify the Leonardite deposits by drilling which must be done to place them in a measured or proven category. The Leonardite is located in the Cretaceous Menefee member of the Mesa Verde Formation. Underlying the Mesa Verde is 1500 feet of Cretaceous Mancas Shale.

No proven or probable reserves have been quantified on the property with the exception of measurement of the surface outcrops for limited initial production. In the future a beneficiation plant for treating the humates will need to be constructed near electrical power and water. This will entail hauling the humates to the site or sites. The nearest possible site for such a plant is 5 miles from the property.


Apex Mine, Lander County, Nevada

Location and Access

The Apex Mine is located in Sec 1 & 2, T18N, R43E, MDBM, Lander County, Nevada. It lies about 4 miles in a southwesterly direction from the town of Austin, Nevada. Take Hwy 50 west from Austin about one mile to the Reese River Valley route to Ione, a well graveled dirt road. Turn left and go south about 5 miles. You will you see the mine in the foothills on the west slope of the Toiyabe Mountain Range. Turn east one mile and follow the graveled road to the mine site.

Title and Conditions

Title to the Apex Mine is held by unpatented lode mining claims which were purchased by our former subsidiary, Summit Nuclear Corporation, from the Apex Minerals Corporation in 1968. The Apex mine was optioned to the Exxon Corporation and later to Gulf Minerals Corporation. SNC repurchased the property from Exxon in 1976 and sold the rights to Gulf. In 1978 Gulf returned the property to SNC along with all logs, maps, cores, assays, etc.

History

In 1980 the property was evaluated by Uranerz, a German company. The Uranerz Study documented gold and silver values, as well as uranium, in the Apex Mine ores. The Apex Mine produced 106,000 pounds U3O8 between 1954 and 1966. The producer was the Apex Minerals Corporation. The ore was milled by Vitro in Salt Lake City, Utah. Of the claims purchased by SNC all but two of the claims, the Early Day and Emma, which contained most of the known uranium reserves, were dropped in 1992. Nine of these claims were relocated in 1996 by a Georganne Bixler, who later became the secretary of the Company. These claims have since been repurchased by us. The relocated claims follow the mineralized structure as outlined by geochemical transit and tape survey by John Sargent, geochemist, in 1979. At the present time the Apex Mine group contains 11 unpatented lode mining claims that include the Apex Mine and follows the mineralized structure from the Reese River Valley some 8000 feet easterly from the mine. A payment per claim of $125 to the U.S. BLM and $8.50 to Lander County, Nevada must be made each year, on or before September 1, to hold title to the property.

Present Condition

The present condition of the property is that we have blocked off the tunnels and fenced off the subsided areas as required by Nevada law. Although all the past production from the Apex Mine was primarily selected high grade ore from underground workings, the present plan is to mine the remaining reserves by open pit methods. Analysis of the extensive drilling by SNC, Apex, Gulf and Exxon has shown this to be the most economical way to recover the remaining uranium. Heap leaching with weak sulfuric acid solutions has been tested and found acceptable. The uranium may be stripped from solution by resins. After the uranium is removed by leaching, the leach tails have shown to be amenable to fine grinding, 37 microns, and gravity separation of the precious metals. There is no mining or milling equipment present on the property at this time. Electric power will have to be brought in from the existing power line, about three miles distant.

Mineralization

The mineral deposits in the Apex Mine area are found in the original contact between the Austin Pluton and the Cambrian metasediments. The Austin Pluton is quartz monzanite that intruded the metasedimentary quartzites and phyllites in Jurassic time. Feeders of aplite, emanating from the quartz monzanite, have enriched the adjacent metasediments with uranium, gold, silver and other metallic minerals.

In 1979 Summit Nuclear Corporation hired John D. Sargent, M.Sc. Geology, of Salisbury, Rhodesia (now Harare, Zimbabwe) to quantify the DEPOSITS at the Apex and Lowboy Mines and to map the mineralized structure from the Reese River Valley to the Big Smokey Valley some 13 miles to the east. Sargent analyzed the logs and cores of approximately 112 drill holes containing 29,826 logged feet of drill holes along with more than one mile of tunnels at the Apex Mine. These drill holes have all been surveyed and marked with metal caps.

Sargent's study showed an indicated resource of 532,759 tons at an average grade of 0.077% U3O8 or 813,612 pounds U3O8 with an inferred resource of 299,006 tons at an average grade of 0.060% U3O8 or 358,807 pounds U3O8. These deposits are located from surface to 220 feet deep and have a stripping ratio of waste to ore of 3:1. Hazen Research Company of Golden, Colorado showed that Apex "ore" ground to 20 mesh and treated with 5% sulfuric acid released 90% of its uranium content in 20 minutes. A heap leach pilot test recovered 95% of the uranium in five weeks, from 0.075% to 0.004% U3O8. A second leach test pile assayed 0.14% U3O8 and was reduced to 0.01% U3O8 after six weeks, a recovery of 93%. The Apex Mine uranium resource appears to be amenable to open pit mining and heap leaching. A 1996 study by B.G. Long, P.E. Mining, Nevada, showed that the uranium could be recovered for less than $10 per pound U3O8. More research is needed to prove the amenability of the precious metals to recovery which in house studies have shown to be several times greater than the uranium values. This was the conclusion also reached by Uranerz from their sampling in 1980. Their samplings showed up to 15 grams gold per ton of ore.


Lowboy Mine, Lander County, Nevada

Location and Access

The Lowboy Mine is located in Sec 13, T18N, R44E, MDBM, Lander County, Nevada. Access to the Lowboy mine is from US Hwy 50, about ten miles east of Austin, Nevada. Between highway mile posts 32 and 33 there is a barb wire gate in the highway right of way fence on the south side of the highway. Take this road about five miles south to Blackbird Creek. Cross Blackbird Creek and you are at the Lowboy Mine. The mine is to your left or east. Several tunnels and bulldozer cuts are found in the ridge above the road. Some drill holes are found all around this ridge and fluorescent uranium minerals are abundant in the tunnels. The drill holes are marked with metal markers.

Title and Conditions

The Lowboy Mine was purchased by us from Exxon Minerals in 1976. We optioned the property to Gulf Minerals who returned the property to us in 1978. We also optioned the claims in the area from Federal Resources. We held these claims until 1992 when we dropped them. In 1996 Georganne Bixler located new claims in the area by filing fifteen unpatented lode mining claims covering 9,000 feet of the contact between the Austin Pluton Jurassic quartz monzanite and the Cambrian metasediments quartzites and phyllites. We have since acquired these claims from Ms. Bixler by quit claim deed.

History

Several carloads of uranium ore were mined and shipped from the Lowboy Mine area in the 1950's. Since then there has been no production. A payment per claim of $125 to the U.S. BLM and $8.50 to Lander County, Nevada must be made each year, on or before September 1, to hold title to the property.

Present Condition

We have fenced the property with safety fences as required by Nevada law. Gulf and Exxon drilled several core holes on the property. These holes have been marked with metal caps denoting the drill hole number. There is no mining or milling equipment on the property.

Mineralization

The Lowboy Mine occurs along the contact between the Jurassic quartz monzanite, locally known as the Austin Pluton, and the Cambrian metasediments, principally quartzites and phyllites. This contact is thirteen miles long and reaches from the Reese River Valley on the west to the Big Smoky Valley on the east. The Lowboy Mine is about two miles west of the Basin and Range fault in Big Smoky Valley. The Austin Pluton is the largest granitic stock in Nevada. The contact cuts east and west across the north south trending Toiyabe Range. The contact is covered by lava flows on the top of the range.

In 1999 we hired Samuel E. Sapper, M.Sc., Geophysics, to do a geophysical study on the Apex and Lowboy Mines. This study, correlated with the Gulf, Exxon and Summit drill holes, confirms that the mineralization in the area does indeed follow the geologic contact on the southern margin of the Austin Pluton. The ground east of the Apex Mine and both east and west of the Lowboy Mine are shown by geophysics to be very similar to the known mineralized areas. A 950' deep drill hole underneath the Lowboy Mine showed uranium mineralization very similar to that on the surface.

Mr. Sapper recommended several drill holes along the strike of the contact to prove the existence of mineralization in length as well as depth at both the Lowboy and the Apex Mine.

John Sargent, M.Sc., Geology, in 1979 quantified the Lowboy reserves as:

         56,318 pounds U3O8 in 52,385 tons @ 0.054%
         192,400 pounds U3O8 in 192,400 tons @ 0.050%

Sargent used the data from 66 drill holes containing 27,971 logged feet from holes surrounding the Lowboy Mine and adjacent areas in his calculations. These drill holes have all been surveyed and marked with metal caps. However, only those holes that actually showed mineralization in the contact under the Lowboy Mine were used in his reserve calculations. Uranerz also showed gold and silver values in the Lowboy samples.

These deposits are located in wide spaced drill holes. More drilling is warranted to connect the mineralized areas.

Lowboy Southeast Property

Mr. Sapper's geophysical study in 1999 indicated that the mineralized contact structure continued to the SE of the nearby Lowboy Mine. This area was also mapped by Federal Resources in 1968 as being anomalous on surface for uranium mineralization. In 2002 six new claims were located by Karl F. Meyers to cover the structure which is tied into the existing Lowboy claims. There are no known drill holes on the claims. A payment per claim of $125 to the U.S. BLM and $8.50 to Lander County, Nevada must be made each year, on or before September 1, to hold title to the property.


Churchrock Uranium Property, McKinley County, New Mexico

Location and Access

The Churchrock uranium property is located in Sec 18, T16N, R16W, NMPM, McKinley County, New Mexico. Access is by U.S. I-40 east from Gallup, New Mexico about 8 miles east to Churchrock Village and New Mexico Highway No. 586. Take Hwy No. 586 north about 8 miles to the United Nuclear Sec 17 uranium mine. At the uranium mine turn left about 1/2 mile and when you cross past the fence west of the Sec 17 mine you enter Sec 18.

Title and Condition

The Sec 18 property is covered by 19 unpatented lode mining claims known as Navajo 1 through 19. The claims cover the SE 1/4 and the N1/2 N1/2 of the section. These claims were filed in 1978 by Karl F. Meyers dba Navajo Nuclear Limited Partnership. The limited partnership had a 10 year life after which it expired. Karl F. Meyers has maintained the property since that time. A payment of $100 per claim per year must be made to maintain the property.

History

Sec 18 was drilled by Phillips Petroleum in the 1950's. Although significant uranium mineralization was located on the section, the grades, 0.05% U3O8, were considered too low to be economically mineable at the time. Karl F. Meyers located new claims in 1978. The claims are owned outright by the Company and are currently maintained by paying an annual fee on or before September 1 of each year of $125 per claim to the U.S. Bureau of Land Management. The Company files a Notice of Intent to Hold with the county each year.


Present Condition

The property is serviced by about a half mile long dirt road leaving the paved highway 586 in a westerly direction. A Navajo family lives near the Sec 18 property to the west. There are no mine buildings or equipment on the property.

Mineralization

Three contiguous drill holes by Navajo Nuclear L. P, on 1,000' centers in the SE 1/4, encountered 15' of 0.05% U3O8 inferring a tonnage and grade of 1,000,000 tons of uranium bearing material carrying 1,000,000 pounds U3O8. The mineralized intercepts are about 400' below the surface. The mineralization in the SE 1/4 of Sec 18 appears to be a continuation of the Sec 17 mine deposit. The Sec 17 mine has been inoperative since 1980. A single drill hole placed in the N1/2 N1/2 by Navajo Nuclear encountered 3' of 0.14% U3O8 at 750o. Although in situ leach solution mining of the Churchrock area uranium ores appears to be feasible, the Navajos have objected to the practice. They believe in situ mining will harm the quality of the drinking water in the area. If any uranium mining at all is allowed in the area, it probably will be by underground mining methods. United Nuclear has dismantled the only uranium mill in the area necessary to service underground mines.

ITEM 3 - Legal Proceedings

The Company is not a party to any pending or threatened litigation and to its knowledge, no action, suit or proceedings has been threatened against its officers and its directors.

ITEM 4 - Submission of Matters to a Vote of Security Holders

None. No matters were submitted during the fiscal years covered by this report to a vote of security holders.



                                    PART II

ITEM 5 - Market for Common Equity and Related Stockholder Matters

The Company's stock is not listed for sale on any exchange or trading medium. The Company intends to seek the listing of its Common Stock on the OTC Electronic Bulletin Board during the next fiscal year. Until such time, there is no public market for the Company's Common Stock.

As of November 22, 2004, there were 1,410 holders of record of the Company's common stock. That does not include the number of beneficial holders whose stock is held in the name of broker-dealers or banks.

The Company has not paid, and, in the foreseeable future, the Company does not intend to pay any dividends.

Equity Compensation Plan Information: The Company does not currently have an Equity Compensation Plan.


ITEM 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General Overview

The Company presently holds title to various mining claims described above. For over the past twenty years, management has taken all steps necessary to maintain ownership of these claims.

Plan of Operations

The Company's plan of operations for the current fiscal year is to regain and maintain compliance with its reporting with the U.S. Securities and Exchange Commission and seek out a broker dealer who will begin initiating quotations for the Company's common stock on the National Association of Securities Dealers Inc., Over the Counter Bulletin Board Market. Thereafter the Company will seek to raise capital through private placements of its securities for the purpose of funding feasibility studies and mining development plans for the Company's properties.

Results of Operations - Period From 1980 to 2001

Revenues: The Company has had no net revenues in the past 20+ fiscal years as has all operations and business activity ceased during the period 1987 to 1997 except for maintenance of the mining properties and some permits.

Expenses: During the year ending December 31, 2003, the Company incurred total expenses of $9,997 compared to $42,363 the previous year.

These expenses were all related to corporate and property maintenance and refitting the corporation to resume trading.

The Company continues to carefully control its expenses, and intends to seek financing in the future to provide necessary funds to conduct operations and to further develop its properties. There is no assurance that the Company will be successful in its attempts to raise additional capital.

The Company has no employees at the present time other than its Officers and Directors, and engages personnel through consulting agreements where necessary as well as outside attorneys, accountants and technical consultants.

Cash on hand at December 31, 2003 was $1,753 and had 5,000 in prepaid expenses and deposits. The Company recognizes it does not have sufficient funds to conduct ifs affairs. It fully intends to seek financing by way of loans, private placements or a combination of both.


Liquidity And Capital Resources

The Company has financed its development to date by way of sale of common stock and with loans from a shareholders of the Company. The Company currently has total current liabilities of $322,547 which includes $140,431 due to stockholders and accrued interest payable of $132,116. During the fiscal year ended December 31, 2002, 2,955,677 shares were issued for stockholder debt at the rate of 1 share per $1 loaned plus 5% interest per annum.

The Company is aware that it will require additional capital during the current fiscal year to assist in the development of its property. It intends to seek additional capital by private placement, loans or a combination of both.


Inflation

Inflation has not been a factor during the fiscal year ending December 31, 2003. While inflationary forces are moderately higher in the current year, it is not considered a factor at this time in capital expenditures or production activities.

Item 7. Financial Statements.





                          INDEX TO FINANCIAL STATEMENTS

                    MINERAL ENERGY AND TECHNOLOGY CORPORATION
                          (Formerly Uranium King Corp.)

                        CONSOLIDATED FINANCIAL STATEMENTS




                                                                       Page
                                                                       ----

Report of Independent Registered Public Accounting Firm                 F-2

Consolidated Financial Statements:

         Consolidated Balance Sheets                                    F-3

         Consolidated Statements of Operations                          F-4

         Consolidated Statements of Stockholders' Equity                F-5

         Consolidated Statements of Cash Flows                          F-6

         Notes to Financial Statements                              F-7 to F-14

             Report of Independent Registered Public Accounting Firm




The Board of Directors
Mineral Energy and Technology Corporation



We have audited the accompanying balance sheets of Mineral Energy and Technology Corporation as of December 31, 2003, 2002 and 2001, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mineral Energy and Technology Corporation as of December 31, 2003, 2002 and 2001 and the results of its operations and its cash flows for the years ended December 31, 2003, 2002 and 2001, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company has no operating revenues and has insufficient working capital, that raise substantial doubts about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



MILLER AND McCOLLOM
Certified Public Accountants
4350 Wadsworth Boulevard, Suite 300
Wheat Ridge, Colorado 80033
September 7, 2004


                    MINERAL ENERGY AND TECHNOLOGY CORPORATION
                          (Formerly Uranium King Corp.)

                                 Balance Sheets
                                  December 31,

                                     ASSETS

                                                                   2003           2002          2001
                                                               -----------    -----------    -----------
CURRENT ASSETS
    Cash                                                       $     1,753    $     2,521    $        --
    Prepaid expenses and deposits                                    7,000             --             --
                                                               -----------    -----------    -----------
           Total current assets                                      8,753          2,521             --

PROPERTY AND EQUIPMENT
    Property and equipment, net of $2008                             2,204          3,419            708
      depreciation

OTHER ASSETS
    Undeveloped Mining Claims                                       44,767         35,932         24,352
                                                               -----------    -----------    -----------
           Total assets                                        $    55,724    $    41,872    $    25,060
                                                               ===========    ===========    ===========


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
    Deferred revenue                                                 2,000             --             --
    Due to stockholders                                            322,547        147,366      2,912,695
                                                               -----------    -----------    -----------
           Total current liabilities                               324,547        147,366      2,912,695
                                                               -----------    -----------    -----------

Commitments and contingencies

STOCKHOLDERS' (DEFICIT)
    Common stock - par value $.01, 15,000,000
      shares authorized, 3,000,000 (2001) and
      5,955,677  (2002/2003) issued                                190,586        190,586        161,030
    Additional paid in Capital                                   5,181,218      5,181,218      2,255,096
    Accumulated deficit                                         (5,640,627)    (5,477,298)    (5,303,761)
                                                               -----------    -----------    -----------
           Total stockholders' (deficit)                          (268,823)      (105,494)    (2,887,635)
                                                               -----------    -----------    -----------

           Total liabilities and stockholders' equity          $    53,724    $    41,872    $    25,060
                                                               ===========    ===========    ===========



        The accompanying notes are an integral part of these statements.



                    MINERAL ENERGY AND TECHNOLOGY CORPORATION
                          (Formerly Uranium King Corp.)


                            Statements of Operations
                            Year ending December 31,


                                          2003           2002           2001
                                      -----------    -----------    ------------
Revenues                              $        --    $        --    $        --

Costs and Expenses:
    Administrative Expense                  6,405         18,882         10,710
    Consulting expense                         --         10,000         10,000
    Depreciation expense                    1,215            752             42
    Permits and filing fees                    --             --             --
    Property expense                       20,511         16,592         40,906
    Rent                                       --          1,333          1,737
    Utilities                               3,081          2,094          2,385
                                      -----------    -----------    ------------
         Total                             31,212         49,653         65,780

Earnings (loss) from operations           (31,212)       (49,653)       (65,780)

Interest expense                         (132,116)      (123,884)      (115,457)
Provision for income tax                       --             --             --
                                      -----------    -----------    ------------

Net (loss)                            $  (163,328)      (173,537)   $  (181,237)
                                      ===========    ===========    ============

(Loss) per share                             (.03)          (.03)   $       (.06)
                                      ===========    ===========    ============

Weighted average shares outstanding     5,955,677      5,728,317      3,000,000
                                      ===========    ===========    ============




        The accompanying notes are an integral part of these statements.


                    MINERAL ENERGY AND TECHNOLOGY CORPORATION
                          (Formerly Uranium King Corp.)


                        Statement of Stockholders' Equity


                                                          Common      Accumulated
                                              Shares       Stock       (Deficit)      Total
                                           -----------  -----------  ------------  ------------
Balance December 31, 2000                    3,000,000  $ 2,416,126  $(5,122,525)  $(2,706,399)

Net loss for year ended December 31, 2001           --           --     (181,237)     (181,237)
                                           -----------  -----------  -----------   -----------

Balance December 31, 2001                    3,000,000    2,416,126   (5,303,762)   (2,887,636)

Shares issued for debt January 2002          2,955,677    2,955,677           --   $ 2,955,677

Net loss for year ended December 31, 2002           --           --     (173,536)     (173,536)
                                           -----------  -----------  -----------   -----------

Balance December 31, 2002                    5,955,677    5,371,803   (5,477,298)     (105,495)

Net loss for year ended December 31, 2003           --           --     (163,328)     (163,328)
                                           -----------  -----------  -----------   -----------

Balance December 31, 2003                    5,955,677  $ 5,371,803  $(5,640,626)  $  (268,824)
                                           ===========  ===========  ===========   ===========






        The accompanying notes are an integral part of these statements.



                    MINERAL ENERGY AND TECHNOLOGY CORPORATION
                          (Formerly Uranium King Corp.)



                            Statements of Cash Flows

                                                            Year ending     Year ending     Year ending
                                                            December 31,    December 31,    December 31,
                                                                2003           2002            2001
                                                            -----------     -----------     -----------
Cash flows from operating activities:
         Net (loss)                                         $  (163,329)    $  (173,536)    $  (181,237)
         Adjustments to reconcile net (loss) to net cash             --              --              --
          used in operating activities:
            Depreciation                                          1,215             752              42
Expenses paid by stockholder                                    (15,835)         36,465         (14,161)
         Net change in operating assets and liabilities:
            Prepaid expenses                                     23,065         (11,582)         (9,351)
            Accounts payable and accrued liabilities            152,116         153,884         205,457
                                                            -----------     -----------     -----------
Net cash (used) by operating activities                          (2,768)          5,893        (114,707)

Cash flows from investing activities:
         Purchase of securities                                      --              --              --
         Purchase of property and equipment                       2,000          (3,462)           (750)
                                                            -----------     -----------     -----------
Net cash (used) by investing activities                           2,000          (3,462)           (750)
                                                            -----------     -----------     -----------

Net increase (decrease) in cash                                    (768)          2,521              --

Cash at beginning of period                                       2,521              --              --
                                                            -----------     -----------     -----------

Cash at end of period                                       $     1,753     $     2,521     $        --
                                                            ===========     ===========     ===========


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest                                               $        --     $        --     $        --
     Income taxes                                           $        --     $        --     $        --
  Noncash transactions:
     Common stock issued for accounts payable                        --     $ 2,955,677     $        --







        The accompanying notes are an integral part of these statements.

                    MINERAL ENERGY AND TECHNOLOGY CORPORATION
                          (Formerly Uranium King Corp.)
                   Notes to Consolidated Financial Statements



Summary of Significant Accounting Policies

This summary of significant accounting policies of Mineral Energy & Technology Corporation is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements. The financial statements are stated in United States of America dollars.

Organization and Description of Business
----------------------------------------

The Corporation was incorporated in the State of New Mexico in 1969.

The Corporation's primary business activity is mineral exploration, development, production and metallurgical research.

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the Company and its' wholly owned subsidiaries. All inter-company accounts have been eliminated in the consolidation.

Revenue Recognition
-------------------

The company currently has no revenue. When the company has revenue in the future, it will be recognized in accordance with SEC Staff Accounting Bulletin
(SAB) No. 101, "Revenue Recognition in Financial Statements." Under SAB 101, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collect ability is reasonably assured.

Use of Estimates
----------------

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Earnings (Loss) Per Share
-------------------------

Earnings (loss) per share of common stock are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share are not shown for periods in which the Company incurs a loss because it would be anti-dilutive.

                    MINERAL ENERGY AND TECHNOLOGY CORPORATION
                          (Formerly Uranium King Corp.)
                   Notes to Consolidated Financial Statements





Estimated Fair Value of Financial Instruments
---------------------------------------------

The carrying value of accounts receivable, accounts payable, and other financial instruments reflected in the financial statement approximates fair value due to the short-term maturity of the instruments.

Comprehensive Income
--------------------

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS 130 requires that the components and total amounts of comprehensive income be displayed in the financial statements beginning in 1998. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities.

Income Taxes
------------

The Company records deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Valuation of Long-Lived Assets
------------------------------

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows on a basis consistent with accounting principles generally accepted in the United States of America.

Mineral Properties and Exploration Costs and Asset Retirement Obligations
-------------------------------------------------------------------------

Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, costs incurred prospectively to develop the property are capitalized as incurred and are amortized using the units-of-production ("UOP") method over the estimated life of the ore body based on estimated recoverable ounces mined from proven and probable reserves.

The company has adopted Financial Accounting Standards (SFAS) No. 143 "Accounting for Asset Retirement Obligations". The Company currently has no identified asset retirement obligations. However, in the event that the Company begins mining operations, the Company may be required to perform reclamation activities or incur liabilities for other costs that will be recognized using SFAS 143.

                    MINERAL ENERGY AND TECHNOLOGY CORPORATION
                          (Formerly Uranium King Corp.)
                   Notes to Consolidated Financial Statements



Recent Accounting Pronouncements
--------------------------------

In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies the guidance of the Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. The provisions of SFAS 146 are required for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In November 2002, the FASB issued Interpretation No. 45, which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." It requires existing unconsolidated variable interest entities (VIE's) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. It applies immediately to VIE's created after January 31, 2003 and to VIE's in which an enterprise holds a variable interest that was acquired before February 1, 2003, the Interpretation applies for periods beginning after June 15, 2003. In December 2003, the FASB reissued Interpretation No. 46 with certain modifications and clarifications for certain VIE's. The Company has no unconsolidated VIE's and therefore its financial statements are in compliance with the requirements of Interpretation No. 46.

In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies the accounting guidance on certain derivative instruments and hedging activities. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

                    MINERAL ENERGY AND TECHNOLOGY CORPORATION
                          (Formerly Uranium King Corp.)
                   Notes to Consolidated Financial Statements



In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer of equity (including the equity shares of any entity whose financial statements are included in the consolidated financial statements) classifies and measures on its balance sheet certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and for existing financial instruments after July 1, 2003. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.


Other
-----

The Company paid no dividends during the periods presented.

Certain comparative figures have been reclassified to conform to the current year presentation.

The Company consists of one reportable business segment.

All of the Company's assets are located in the United States.


Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has insufficient working capital and no source of revenue. This fact raises substantial doubt about the Company's ability to continue as a going concern. Management plans raise additional capital to develop the company's business plan.

                    MINERAL ENERGY AND TECHNOLOGY CORPORATION
                          (Formerly Uranium King Corp.)
                   Notes to Consolidated Financial Statements




Property and Equipment

Components of property and equipment consist of:
                                                              Depreciation
                                                                  Rate
                                  Accumulated       Net           and
                          Cost    Depreciation    Amount         Method
                         ------   ------------    -------     ------------
December 31, 2001
     Equipment           $  750           42          708       SL 3yrs
                                      ------       ------       -------
December 31, 2002
     Computer            $2,044          454        1,590       SL 3yrs
     Trailer              1,418       $   47       $1,371       SL 5yrs
     Equipment               --          250          458
                         ------       ------       -------
                          4,212          793         3,419
December 31, 2003
     Computer                --          681          909
     Trailer                 --          284        1,087
     Equipment               --          250          208
                         ------       ------       -------
                          4,212        2,008         2,204


Depreciation has been provided in amounts sufficient to recover asset costs over their estimated useful lives. All components of property and equipment are being depreciated or amortized.

Mining Claims

The Company's mining claims consist of 70 claims in New Mexico and 33 claims in Nevada.

The Rio Puerco mine was sold by the Company to Kerr McGee in 1970, and returned to the Company in 1987 at no cost.

The Apex mine was sold by the Company to Gulf in 1976, and returned to the Company in 1978 at no cost.

The Lowboy mine was acquired from a related party in 1996 in exchange for stock. Because the transaction consisted of stock issued to a related party, the transaction was recorded at the predecessor's cost basis, $15,000.

The Company is responsible for Federal annual payments of $125 per claim, plus a state fee of $8.50 for the 33 claims in Nevada.

Stockholders' Equity

During 2002, the company issued 2,955,677 shares of common stock in settlement of accounts payable. The stock was issued at one share for each $1.00 of accounts payable.

Related Party Transactions

The president of the Company has advanced funds for operating costs, of which $140,431 is outstanding at December 31, 2003.

                    MINERAL ENERGY AND TECHNOLOGY CORPORATION
                          (Formerly Uranium King Corp.)
                   Notes to Consolidated Financial Statements



Income Taxes

The Company is subject to US federal income taxes. The Company has had no income, and therefore has paid no income tax

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss carry-forwards. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry-forwards. Net operating loss carry-forwards may be further limited by a change in company ownership and other provisions of the tax laws.

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

                                               Estimated
                                                  Tax
   Year       Estimated NOL                     Benefit     Valuation   Net Tax
  Ending      Carryforward   NOL Expires        from NOL    Allowance   Benefit
  ------      ------------   -----------        --------    ---------   -------
   1984          37,450         2004             5,600        5,600         --
   1985          18,865         2005             2,800        2,800         --
   1986          19,584         2006             3,900        3,900         --
  87-03        2.337.874         var            350,700      350,700        --
            -----------------------------    ------------  ----------   --------
  Total   $    2,536,692                     $  363,000    $ 363,000    $   --
            =============================    ============  ==========   ========


Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

   Income tax benefit at statutory rate resulting from net operating
     loss carryforward                                                 (15%)
   Deferred income tax allowance                                        15%
                                                                      --------
                                                                         0%
                                                                      ========

Commitments and Contingencies

The company will be required to post a reclamation bond in the amount of $8,000 in the event that it commences mining operations at the Rio Puerco mine.

                    MINERAL ENERGY AND TECHNOLOGY CORPORATION
                          (Formerly Uranium King Corp.)
                   Notes to Consolidated Financial Statements




Subsequent Events

The Company issued 50,000 shares to related parties in 2004 in payment of accounts payable due for operating expenses.

Item 8a.  Controls And Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer / Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company's certifying officer has concluded that the Company's disclosure controls and procedures are effective in reaching that level of assurance.

As of the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer / Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer / Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.


PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

     (a) Directors and Executive Officers

NAME                AGE    POSITION                      1ST YEAR
                                                        WITH COMPANY
----                ---    --------                     ------------

Karl F. Meyers       76    President, Director              1969

Georganne Bixler     54    Secretary                        1997


Business Experience
-------------------

Karl F. Meyers

Mr. Meyers has served as President of the Company since inception in 1969. Since 1954, he has been a mining property developer and mineral consultant performing services in Nevada, Arizona, California, New Mexico, Utah, Wyoming and Sonora, Mexico. In 1990 Mr. Meyers received a patent on a Siphon Gravity Classifier Clarifier. He is a 1951 graduate of Texas A & M University. In the past Mr. Meyers has served on the boards of Bank Securities, Inc. of New Mexico (1976-80), Westville Mines of Ontario, Canada (1965-66) and Cia Minera, Sahuaripa of Sonora, Mexico (1968-78). He was a member of the Society of Mining Engineers for 25 years. Mr. Meyers is a member of the International Hall of Fame of the Inventors Club of America.

Georganne Bixler

Ms. Bixler has served as secretary of Uranium King Corporation since 1997. Prior to 1997 she worked for the California Department of Corrections as a Correctional Officer from 1988 to 1996. Prior to 1988, Ms Bixler held clerical positions with Price Club and Lawry Foods in Los Angeles, California. Prior to this she processed orders with a food brokerage firm called Dominis, Cook, McFarland, in the Los Angeles area. She holds an Associates degree in Journalism from Rio Hondo Junior College, Whittier, California.


     (b) Significant Employees: None

Compliance with Section 16(a) of the Securities Exchange Act of 1934:

The Company's executive officers and directors have each filed Form 5 for the fiscal year ended December 31, 2003.

Item 10. Executive Compensation

     (a) Compensation during the past three fiscal years ended December 31, 2003 for Karl F. Meyers, President and CEO was 10,000 shares per year.

     (b) Option/SAR Grants in Last Fiscal Year (Individual Grants): The Company has not made any option grants during the past three fiscal years ended December 31, 2003.

     (c) Aggregated Option/SAR Exercises in Last Fiscal Year and FY-end Option/SAR Values : None

     (d)  Long-term Incentive Plans -- Awards in Last Fiscal Year: None

     (e)  Compensation of Directors

          1. Standard Arrangements: The members of the Company's Board of Directors have not been charging for actual expenses incurred in attending Board meetings. As of March 1, 2004, no money has been accrued.

          2.   Other Arrangements: There are no other arrangements.

     (f)  Employment Contracts and Termination of Employment, And
          Change-in-control Arrangements

     The Company's officers and directors do not have employment agreements.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     (a) Security Ownership of Certain Beneficial Owners holding five percent or greater of the 6,813,177 shares of common stock outstanding as of November 30, 2004.



          Name and Address(1)     Position          Amount and Nature    % of
Title of   Beneficial Owner                        of Beneficial Owner   Class
Class
--------   -------------------    ----------       -------------------  -------
Common     Karl F. Meyers         President,            3,326,198        48.8
                                  Director

           Georganne Bixler       Secretary                10,000         0.15


All officers and Directors
as a Group (2 persons)                                  3,336,198        48.95%


(1)  The Address of the executive officers and directors is that of the Company:
     106 Van Camp Blvd., Los Lunas, New Mexico 87031

Item 12. Certain Relationships and Related Transactions:

In 1975 Mr. Meyers personally arranged for privately financing UKC-NM by using his personal bank credit lines to extend $875,000 in loans to the company. This debt, with interest, was rolled forward through the years. In 1995 the debt was finalized at an amount of $1,400,000. In January of 2002, this debt was paid by the issuance of 1,991,646 (post 1999) shares of common stock. In addition Mr. Meyers was paid 460,484 (post 1999) shares for services and cash contributions to the Company during the period 1981 through 2002.

In 1999 certain mining claims adjacent the Company's Apex claims were traded to the Company by Georganne Bixler, the Company's secretary and her financing partners, for 2,200,000 (440,000 post 1999) shares of common stock. Ms. Bixler's share was 10,000 of the 440,000.

In March 2004, Mr. Meyers transferred the Churchrock property and the Lowboy Southeast property to the Company for 350,000 shares. Mr. Meyers retained a 5% royalty on the properties from production.

Item 13. Exhibits and Reports on Form 8-K

A.       Exhibits

         (3)(i)   Articles of Incorporation

         (3)(ii)  Articles of Amendment

          31.1  Sarbanes Oxley Section 304 Certification

          31.2  Sarbanes Oxley Section 304 Certification

          32.1  Sarbanes Oxley Section 906 Certification

          32.1  Sarbanes Oxley Section 906 Certification



B.       Reports on Form 8-K: None

Item 14.  Principal Accountant Fees and Services

Miller and McCollom, Certified Public Accountants, are the Company's independent auditors to examine the financial statements of the Company for the past three fiscal years ending December 31, 2003. Miller and McCollom has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees

Miller and McCollom was paid aggregate fees of approximately $xxx for the fiscal year ended December 31, 2002 and approximately $xxx for the fiscal year ended December 31, 2003 for professional services rendered for the audit of the Company's annual financial statements. {We paid Steve a retainer of $2,000 in Jan, 2004.}

Audit -Related Fees

Miller and McCollom was not paid any additional fees for the fiscal year ended December 31, 2002 and December 31, 2003 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees

Miller and McCollom was not paid any aggregate fees for the fiscal year ended December 31, 2002 and for the fiscal year ended December 31, 2003 for professional services rendered for tax compliance, tax advice and tax planning. This service was not provided.

Other Fees
Miller and McCollom was paid no other fees for professional services during the fiscal years ended December 31, 2002 and December 31, 2003.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 22, 2004

                                /s/ Karl F. Meyers
                                --------------------------------------
                                Karl F. Meyers, President/CEO & CFO


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                         Date
---------                       -----                         ----


/s/ Karl F. Meyers
------------------
Karl F. Meyers               President, Director         November 22, 2004